Form 10-Q
period 1997-09-30
MOBILE FIELD OFFICE CO
filed 1997-11-14
CIK 1041167

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [X]           THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

                                         OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                       Commission File Number: 333-30753

                          MOBILE FIELD OFFICE COMPANY
             (Exact name of Registrant as specified in its Charter)


         New Jersey                                        13-3933856
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

8211 Town Center Drive                                         21236
  Baltimore, Maryland                                       (Zip Code)
(Address of principal executive offices)

                                 (410) 931-6000
              (Registrant's telephone number, including area code)

                                      None
             (Former name, former address and former fiscal year -
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes        No  X
                                                ---       ---

         The Registrant is a wholly-owned subsidiary of Williams Scotsman, Inc., a Maryland corporation. As of September 30, 1997, Williams Scotsman, Inc. owned 100 shares of common stock ("Common Stock") of the Registrant.

                         PART I - FINANCIAL INFORMATION




         Mobile Field Office Company (MFO or the Company) was acquired by Williams Scotsman, Inc. (Scotsman) in 1994. MFO acts as a full, unconditional and joint and several guarantor of Scotsman's 9 7/8% Senior Notes due 2007. As of April 30, 1997, MFO transferred substantially all of its assets, consisting primarily of mobile office units, to Scotsman and ceased operations. MFO's operations were limited to leasing its mobile office units to Scotsman under a master lease. The operations of the Company are currently limited to issuing the guarantee. Therefore, there are no financial statements of the Company as of September 30, 1997.

                          PART II - OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K.


         (a)      Exhibits.

                  None

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MOBILE FIELD OFFICE COMPANY



                        By:  /s/ Gerard E. Keefe
                             -------------------
                             Gerard E. Keefe
                             Senior Vice President and Chief Financial Officer

Dated: November 14, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Name                                  Capacity                                 Date
            ----                                  --------                                 ----
/s/ Gerard E. Keefe                       Senior Vice President and                November 14, 1997
--------------------------------          Chief Financial Officer
Gerard E. Keefe


/s/ Katherine K. Giannelli                Controller                               November 14, 1997
--------------------------------
Katherine K. Giannelli
